Form 10-K405
period 1996-12-31
SOUTHPOINT STRUCTURED ASSETS INC
filed 1997-03-31
CIK 1020524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996
                         Commission File Number 1-12489

                        TREASURY SECURITY-BACKED TRUST,
                             SERIES 1996-1, CLASS A
                         TREASURY SECURITY-BACKED TRUST,
                              SERIES 1996-1, CLASS B

               (Southpoint Structured Assets, Inc. -- Depositor)
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                     Delaware                       51-6503749
           ----------------------------------------------------------
           (State or other jurisdiction of    I.R.S. Employer
           incorporation or organization)     (Identification Number)

                             50 North Front Street
                           Memphis, Tennessee  38103
                   ----------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 524-4100

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
Title of each class                           on which registered
-------------------                           ---------------------
Treasury Security-Backed Certificates,
 Series 1996-1,
Class A Certificates due 8/15/02              New York Stock Exchange, Inc.

Treasury Security-Backed Certificates,
Series 1996-1,
Class B Certificates due 5/15/06              New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     [X]      No     [_]
                          ---------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X].

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1996: Not Applicable.

Number of shares of common stock outstanding as of December 31, 1996: Not Applicable.

     This Annual Report on Form 10-K is filed by Southpoint Structured Assets, Inc. (the "Depositor") on behalf of the Treasury Security-Backed Trust, Series 1996-1, Class A (the "Series 1996-1, Class A Trust") and the Treasury Security-Backed Trust, Series 1996-1, Class B (the "Series 1996-1, Class B Trust"; collectively with the Series 1996-1, Class A Trust, the "Trusts") pursuant to
Section 13 of the Securities Exchange Act of 1934, as amended.

                                     PART I

ITEM 1.  BUSINESS.

     Not Applicable.

ITEM 2.  PROPERTIES.

     Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS.

     Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The Class A Certificates and the Class B Certificates are listed on the New York Stock Exchange.

     (b) Holders. The number of holders of record of the Certificates on December 31, 1996 was as follows:

          Class A Certificates: 8

          Class B Certificates: 9

     (c)  Dividends.  Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

     Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Nothing to report with regard to this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Not Applicable.

ITEM 11.  EXECUTIVE COMPENSATION.

     Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security ownership of certain beneficial owners.

     As of December 31, 1996, Cede & Co., the nominee of The Depository Trust Company ("DTC") was the registered holder of all of the Certificates. As of such date, the following were the direct participants in DTC'S system which are the holders of record of more than 5% of either class of Certificates.


                          NAME AND ADDRESS OF BENEFICIAL
                           AMOUNT AND NATURE OF OWNERS
      TITLE OF CLASS          BENEFICIAL OWNERSHIP            PERCENT OF CLASS


Series 1996-1,               The Bank of New York                   11%
 $550,000
  Class A

Series 1996-1,               Chase Manhattan Bank                    5%
 $250,000
  Class A

Series 1996-1,               Morgan Keegan, Inc.                    63.1%
 $3,155,000
  Class A

Series 1996-1,               SEI Trust Company                      12.4%
 $620,000
  Class A

Series 1996-1,               Janney Montgomery Scott, Inc.          11.90%
 $595,000
  Class B

Series 1996-1,               Morgan Keegan Inc.                     78.98%
 $3,949,000
  Class B

     (b) Security ownership of management.  Not Applicable.

     (c) Changes in control.  Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with management and others.  Not Applicable.

     (b) Certain business relationships.  Not Applicable.

     (c) Indebtedness of management.  Not Applicable.

     (d) Transactions with promoters.  Not Applicable.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following is a list of documents filed as part of this Report:

         --  Annual Compliance Certificate

     (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

     (c) The following exhibits are required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

         Exhibit No./Description

         99.1  Annual Compliance Certificate

     (d) Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TREASURY SECURITY-BACKED TRUST,
                                    SERIES 1996-1, CLASS A
                                    TREASURY SECURITY-BACKED TRUST,
                                    SERIES 1996-1, CLASS B

                                    By:  SOUTHPOINT STRUCTURED ASSETS, INC.



                                    By:  /s/ C. David Ramsey
                                         ----------------------------------
                                         C. David Ramsey
                                         President

Date:  March 31, 1997