Form 10-K405
period 1997-12-31
SOUTHPOINT STRUCTURED ASSETS INC
filed 1998-03-31
CIK 1020524

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997
                        Commission file number 1-12489

                        TREASURY SECURITY-BACKED TRUST,
                            SERIES 1996-1, CLASS A
                        TREASURY SECURITY-BACKED TRUST,
                            SERIES 1996-1, CLASS B
                          FHLB SECURITY-BACKED TRUST,
                                 SERIES 1997-1
                        TREASURY SECURITY-BACKED TRUST,
                                 SERIES 1997-1

               (Southpoint Structured Assets, Inc. -- Depositor)
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                  Delaware                            51-6503749
       ----------------------------------------------------------------
       (State or other jurisdiction of          I.R.S. Employer
       incorporation or organization)           (Identification Number)

                             50 North Front Street
                           Memphis, Tennessee 38103
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 524-4100

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
       Title of each series and class            on which registered
       ------------------------------            -------------------

       Treasury Security-Backed Certificates,
         Series 1996-1,

       Class A Certificates due 8/15/02          New York Stock Exchange, Inc.

       Treasury Security-Backed Certificates,
         Series 1996-1,

       Class B Certificates due 5/15/06          New York Stock Exchange, Inc.

       FHLB Security-Backed Certificates,        New York Stock Exchange, Inc.
         Series 1997-1 due 4/25/07

       Treasury Security-Backed Certificates,    New York Stock Exchange, Inc.
         Series 1997-1 due 2/15/03


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

                           Yes    [X]     No     [_]
                           -------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X].

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997: Not Applicable.

Number of shares of common stock outstanding as of December 31, 1997: Not Applicable.

     This Annual Report on Form 10-K is filed by Southpoint Structured Assets, Inc. (the "Depositor") on behalf of the Treasury Security-Backed Trust, Series 1996-1, Class A (the "Treasury Series 1996-1, Class A Trust"), the Treasury Security-Backed Trust, Series 1996-1, Class B (the "Treasury Series 1996-1, Class B Trust"; collectively with the Treasury Series 1996-1, Class A Trust, the "Treasury Series 1996-1 Trusts"), the FHLB Security-Backed Trust, Series 1997-1 (the "FHLB Series 1997-1 Trust") and the Treasury Security-Backed Trust, Series 1997-1 (the "Treasury Series 1997-1 Trust"; collectively with the Treasury Series 1996-1 Trusts and the FHLB Series 1997-1 Trust, the "Trusts") pursuant to
Section 13 of the Securities Exchange Act of 1934, as amended.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part IV incorporated herein by reference are as follows:

     Report to Treasury Series 1996-1 Class A Certificateholders as to distributions made on February 15, 1997 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to Treasury Series 1996-1 Class B Certificateholders as to distributions made on May 15, 1997 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to Treasury Series 1996-1 Class A Certificateholders as to distributions made on August 15, 1997 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to FHLB Series 1997-1 Certificateholders as to distributions made on October 25, 1997 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The Treasury Series 1996-1 Class A Certificates and the Treasury Series 1996-1 Class B Certificates are no longer outstanding and are no longer listed on the New York Stock Exchange. The FHLB Series 1997-1 Certificates and the Treasury Series 1997-1 Certificates are listed on the New York Stock Exchange.

     (b) Holders. The number of holders of record of the Certificates on December 31, 1997 was as follows:

                Treasury Series 1996-1 Class A Certificates:  0

                Treasury Series 1996-1 Class B Certificates:  0

                FHLB Series 1997-1 Certificates:  11

                Treasury Series 1997-1 Certificates:  7

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

     No information is being provided with respect to the Treasury Series 1996-1 Certificates since on September 5, 1997, the Treasury Series 1996-1 Class A Certificates and the Treasury Series 1996-1 Class B Certificates were redeemed in whole.

     As of December 31, 1997, Cede & Co., the nominee of The Depository Trust Company ("DTC") was the registered holder of all of the FHLB Series 1997-1 Certificates and the Treasury Series 1997-1 Certificates. As of such date, the following were the direct participants in DTC's system which are the holders of record of more than 5% of either series of Certificates.


                                                     AMOUNT AND
                                                     NATURE OF
                         NAME AND ADDRESS OF         BENEFICIAL       PERCENT OF
TITLE OF SERIES           BENEFICIAL OWNERS          OWNERSHIP          SERIES

     FHLB            Dain Rauscher Incorporated      $4,412,000         63.03%
 Series 1997-1          312 South 3rd Street
                     Minneapolis, MN 55415-1099

     FHLB            Morgan Keegan & Company, Inc.   $2,027,000         28.96%
 Series 1997-1           50 North Front Street
                          Memphis, TN 38103

    Treasury             The Bank of New York        $  850,000          8.5%
 Series 1997-1         925 Patterson Plank Road
                          Secaucus, NJ 07094

    Treasury              Chase Manhattan Bank       $  550,000          5.5%
 Series 1997-1        4 New York Plaza, 13th Floor
                           New York, NY 10004

    Treasury           Dain Rauscher Incorporated    $1,949,000         19.49%
 Series 1997-1            312 South 3rd Street
                       Minneapolis, MN 55415-1099

    Treasury          Morgan Keegan & Company, Inc.  $6,405,000         64.05%
 Series 1997-1            50 North Front Street
                            Memphis, TN 38103


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

     (d)   Transactions with promoters.  Not Applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)   The following is a list of documents filed as part of this Report:

           -     Annual Compliance Certificate

           -     Report to the Treasury Series 1996-1, Class A
               Certificateholders as to distributions made on February 15, 1997.

           -     Report to the Treasury Series 1996-1, Class B
               Certificateholders as to distributions made on May 15, 1997.

           -     Report to the Treasury Series 1996-1, Class A
               Certificateholders as to distributions made on August 15, 1997.

           - Report to the FHLB Series 1997-1 Certificateholders as to distributions made on October 25, 1997.

     (b) The following is a list of Reports on Form 8-K that were filed on behalf of the Trusts during the period beginning January 1, 1997 and ending December 31, 1997:

           -     Report on Form 8-K dated February 27, 1997

           -     Report on Form 8-K dated May 30, 1997

           -     Report on Form 8-K dated June 9, 1997

           -     Report on Form 8-K dated August 26, 1997

           -     Report on Form 8-K dated September 12, 1997

           -     Report on Form 8-K dated December 16, 1997

     (c) The following exhibits are required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

           Exhibit No./Description

           99.1  Annual Compliance Certificate

           99.2 Report to the Treasury Series 1996-1, Class A Certificateholders as to distributions made on February 15, 1997/*/ (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

           99.3 Report to the Treasury Series 1996-1, Class B Certificateholders as to distributions made on May 15, 1997/*/ (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

-------------------------------
/*/ Incorporated by reference.

           99.4 Report to the Treasury Series 1996-1, Class A Certificateholders as to distributions made on August 15, 1997/*/ (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

           99.5 Report to the FHLB Series 1997-1 Certificateholders as to distributions made on October 25, 1997/*/ (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

     (d)   Not Applicable.

-------------------------------
/*/ Incorporated by reference.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TREASURY SECURITY-BACKED TRUST,
                                        SERIES 1996-1, CLASS A
                                    TREASURY SECURITY-BACKED TRUST,
                                        SERIES 1996-1, CLASS B
                                    FHLB SECURITY-BACKED TRUST,
                                        SERIES 1997-1
                                    TREASURY SECURITY-BACKED TRUST,
                                        SERIES 1997-1

                                    By:  SOUTHPOINT STRUCTURED ASSETS, INC.



                                    By:  /s/ C. David Ramsey
                                         -------------------------------
                                         C. David Ramsey
                                         President


Date:  March 31, 1998