Form 10-K405
period 1998-12-31
SOUTHPOINT STRUCTURED ASSETS INC
filed 1999-02-18
CIK 1020524

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998
                        Commission file number 1-12489

                        Treasury Security-Backed Trust,
                            Series 1996-1, Class A
                        Treasury Security-Backed Trust,
                            Series 1996-1, Class B
                          FHLB Security-Backed Trust,
                                 Series 1997-1
                        Treasury Security-Backed Trust,
                                 Series 1997-1
                          TVA Security-Backed Trust,
                                 Series 1998-1

               (Southpoint Structured Assets, Inc. -- Depositor)
             ----------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                Delaware                                   51-6503749
     ---------------------------------------------------------------------
     (State or other jurisdiction of                    I.R.S. Employer
     incorporation or organization)                   (Identification Number)

                             50 North Front Street
                           Memphis, Tennessee  38103
                  ------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (901) 524-4100

          Securities registered pursuant to Section12(b) of the Act:


                                               Name of each exchange
Title of each series and class                 on which registered
------------------------------                 ---------------------

Treasury Security-Backed Certificates,
 Series 1996-1,
Class A Certificates due 8/15/02               New York Stock Exchange, Inc.

Treasury Security-Backed Certificates,
 Series 1996-1,
 Class B Certificates due 5/15/06              New York Stock Exchange, Inc.

FHLB Security-Backed Certificates,
 Series 1997-1 due 4/25/07                     New York Stock Exchange, Inc.

Treasury Security-Backed Certificates,
 Series 1997-1 due 2/15/03                     New York Stock Exchange, Inc.

TVA Security-Backed Certificates,
 Series 1998-1 due 12/15/17                    New York Stock Exchange, Inc.

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

                      Yes     [X]      No     [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the only Form 10-K or any amendment to this Form 10-K. [X].

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998: Not Applicable.

Number of shares of common stock outstanding as of December 31, 1998: Not Applicable.

     This Annual Report on Form 10-K is filed by Southpoint Structured Assets, Inc. (the "Depositor") on behalf of the Treasury Security-Backed Trust, Series 1996-1, Class A (the "Treasury Series 1996-1, Class A Trust"), the Treasury Security-Backed Trust, Series 1996-1, Class B (the "Treasury Series 1996-1, Class B Trust"; collectively with the Treasury Series 1996-1, Class A Trust, the "Treasury Series 1996-1 Trusts"), the FHLB Security-Backed Trust, Series 1997-1 (the "FHLB Series 1997-1 Trust") and the Treasury Security-Backed Trust, Series 1997-1 (the "Treasury Series 1997-1 Trust"), and the TVA Security-Backed Trust, Series 1998-1 (the "TVA Series 1998-1 Trust"; collectively with the Treasury Series 1996-1 Trusts, Treasury Series 1997-1 Trust and the FHLB Series 1997-1 Trust, the "Trusts") pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part IV incorporated herein by reference are as follows:

     Report to Treasury Series 1997-1 Certificateholders as to distributions made on February 15, 1998 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to Treasury Series 1997-1 Certificateholders as to distributions made on August 15, 1998 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to FHLB Series 1997-1 Certificateholders as to distributions made on April 25, 1998 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to FHLB Series 1997-1 Certificateholders as to distributions made on October 25, 1998 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 1998 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 1998 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

                                    PART I

Item 1.  Business

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



                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) Market Information. The Treasury Series 1996-1 Class A Certificates, the Treasury Series 1996-1 Class B Certificates, and the Treasury Series 1997-1 Certificates are no longer outstanding and are no longer listed on the New York Stock Exchange. The FHLB Series 1997-1 Certificates and the TVA Series 1998-1 Certificates are listed on the New York Stock Exchange.

         (b) Holders. The number of holders of record of the Certificates on December 31, 1997 was as follows:

             Treasury Series 1996-1 Class A Certificates:  0

             Treasury Series 1996-1 Class B Certificates:  0

             Treasury Series 1997-1 Certificates:  0

             FHLB Series 1997-1 Certificates:  12

             TVA Series 1998-1 Certificates:  17

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

          No information is being provided with respect to the Treasury Series 1996-1 Certificates because on September 5, 1997, the Treasury Series 1996-1 Class A Certificates and the Treasury Series 1996-1 Class B Certificates were redeemed in whole. No information is being provided with respect to the Treasury Series 1997-1 Certificates because on November 20, 1998, the Treasury Series 1997-1 Certificates were redeemed in whole.

          As of December 31, 1998, Cede & Co., the nominee of The Depository Trust Company ("DTC") was the registered holder of all of the FHLB Series 1997-1 Certificates and the TVA Series 1998-1 Certificates. As of such date, the following were the direct participants in DTC's system which are the holders of record of more than 5% of either series of Certificates:


                                                          Amount and
                                                          Nature of
                        Name and Address of               Beneficial         Percent of
Title of Series          Beneficial Owners                Ownership            Series
     FHLB         Dain Rauscher Incorporated              $4,371,000            62.44%
Series 1997-1     312 South 3rd Street
                  Minneapolis, MN 55415-1099

     FHLB         Morgan Keegan & Company, Inc.           $1,947,000            27.81%
Series 1997-1     50 North Front Street
                  Memphis, TN 38103

     TVA          J.J.B. Hilliard, W.L. Lyons, Inc.       $  900,000            18.00%
Series 1998-1     c/o ADP Proxy Services

     TVA          Dain Rauscher Incorporated              $  787,000            15.74%
Series 1998-1     312 South 3rd Street
                  Minneapolis, MN 55415-1099

     TVA          Bank One Trust                          $  600,000            12.00%
Series 1998-1     235 W. Schrock Road
                  Westerville, OH 43081

     TVA          Donaldson, Lufkin and Jenrette          $  536,000            10.72%
Series 1998-1     Securities Corporation
                  1 Pershing Plaza
                  Jersey City, NJ

     TVA          BNY Clearing Services LLC               $  530,000            10.60%
Series 1998-1     111 E. Kilbourn Ave
                  Milwaukee, WI 53202

     TVA          Janney Montgomery Scott Inc.            $  500,000            10.00%
Series 1998-1     c/o ADP Proxy Services

     TVA          National Financial Services Corp.       $  365,000             7.30%
Series 1998-1     200 Liberty Street
                  New York, NY 10281

     TVA          Charles Schwab & Co., Inc.              $  300,000             6.00%
Series 1998-1     c/o ADP Proxy Services

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

     (b)  Certain business relationships.  Not Applicable.

     (c)  Indebtedness of management.  Not Applicable.

     (d)  Transactions with promoters.  Not Applicable.


                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8AK.

     (a)  The following is a list of documents filed as part of this Report:

          -  Annual Compliance Certificate

          - Report to Treasury Series 1997-1 Certificateholders as to distributions made on February 15, 1998.

          - Report to Treasury Series 1997-1 Certificateholders as to distributions made on August 15, 1998.

          - Report to FHLB Series 1997-1 Certificateholders as to distributions made on April 25, 1998.

          - Report to FHLB Series 1997-1 Certificateholders as to distributions made on Octobery 25, 1998.

          - Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 1998.

          - Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 1998.

     (b) The following is a list of Reports on Form 8-K that were filed on behalf of the Trusts during the period beginning January 1, 1998 and ending December 31, 1998:

          -  Report on Form 8-K dated March 25, 1998
          -  Report on Form 8-K dated May 4, 1998
          -  Report on Form 8-K dated June 30, 1998
          -  Report on Form 8-K dated August 27, 1998
          -  Report on Form 8-K dated November 6, 1998
          -  Report on Form 8-K dated December 29, 1998

     (c) The following exhibits are required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

          Exhibit No./Description

          99.1  Annual Compliance Certificate

          99.2 Report to Treasury Series 1997-1 Certificateholders as to distributions made on February 15, 1998* (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

          99.3 Report to Treasury Series 1997-1 Certificateholders as to distributions made on August 15, 1998* (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

          99.4 Report to FHLB Series 1997-1 Certificateholders as to distributions made on April 25, 1998* (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

          99.5 Report to FHLB Series 1997-1 Certificateholders as to distributions made on October 25, 1998* (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

          99.6 Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 1998* (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

          99.7 Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 1998* (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

     (d)  Not Applicable.


------------------------------
* Incorporated by reference

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


                                  Treasury Security-Backed Trust,
                                     Series 1996-1, Class A

                                  Treasury Security-Backed Trust,
                                     Series 1996-1, Class B

                                  FHLB Security-Backed Trust,
                                     Series 1997-1

                                  Treasury Security-Backed Trust,
                                     Series 1997-1

                                  TVA Security-Backed Trust,
                                     Series 1998-1

                                  By: Southpoint Structured Assets, Inc.


                                  By: /s/ C. David Ramsey
                                      ----------------------
                                      C. David Ramsey
                                      President

Date: February 17, 1999