Form 10-K405
period 1999-12-31
SOUTHPOINT STRUCTURED ASSETS INC
filed 2000-02-16
CIK 1020524

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1999
                        Commission file number 1-12489


                          TVA Security-Backed Trust,
                                 Series 1998-1

               (Southpoint Structured Assets, Inc. -- Depositor)
           --------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                    Delaware                      51-6503749
          --------------------------------------------------------------
           (State or other jurisdiction of      I.R.S. Employer
           incorporation or organization)       (Identification Number)

                             50 North Front Street
                           Memphis, Tennessee  38103
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

TVA Security-Backed Certificates, Series 1998-1    New York Stock Exchange, Inc.
due 12/15/17


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

                         Yes     [X]      No     [   ]
                         -----------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X].

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999: Not Applicable.

Number of shares of common stock outstanding as of December 31, 1999: Not Applicable.

     This Annual Report on Form 10-K is filed by Southpoint Structured Assets, Inc. (the "Depositor") on behalf of the TVA Security-Backed Trust, Series 1998-1 (the "TVA Series 1998-1 Trust" or the "Trust") pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

                      Documents Incorporated by Reference

     Documents in Part IV incorporated herein by reference are as follows:

     Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 1999 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 1999 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

                                     Part I

Item 1.  Business.

     Not Applicable.

Item 2.  Properties.

     Not Applicable.

Item 3.  Legal Proceedings.

     Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

       (a) Market Information. The TVA Series 1998-1 Certificates are listed on the New York Stock Exchange.

       (b) Holders. The number of holders of record of the Certificates on December 31, 1999 was as follows:

                TVA Series 1998-1 Certificates:  21

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

     As of December 31, 1999, Cede & Co., the nominee of The Depository Trust Company ("DTC") was the registered holder of all of the TVA Series 1998-1 Certificates. As of such date, the following were the direct participants in DTC's system which are the holders of record of more than 5% of either series of
Certificates:

                                                                            AMOUNT AND
                                                                             NATURE OF
                                   NAME AND ADDRESS OF                       BENEFICIAL             PERCENT OF
TITLE OF SERIES                     BENEFICIAL OWNERS                        OWNERSHIP                SERIES

     TVA                    J.J.B. Hilliard, W.L. Lyons, Inc.                 $900,000                18.00%
 Series 1998-1                   c/o ADP Proxy Services

     TVA                        BNY Clearing Services LLC                     $570,000                11.40%
 Series 1998-1                     111 E. Kilbourn Ave
                                   Milwaukee, WI 53202

     TVA                       Dain Rauscher Incorporated                     $549,000                10.98%
 Series 1998-1                    312 South 3rd Street
                               Minneapolis, MN  55415-1099

     TVA                      Bank One Trust Company, N.A.                    $500,000                10.00%
 Series 1998-1                    1900 Polaris Parkway
                                  Columbus, OH  43240

     TVA                      Janney Montgomery Scott Inc.                    $495,000                 9.90%
 Series 1998-1                  c/o ADP Proxy Services

     TVA                     Donaldson, Lufkin and Jenrette                   $455,000                 9.10%
 Series 1998-1                  Securities Corporation
                                  1 Pershing Plaza
                                  Jersey City, NJ

     TVA                    National Financial Services Corp.                 $365,000                 7.30%
 Series 1998-1                     200 Liberty Street
                                   New York, NY 10281

     TVA                       Charles Schwab & Co., Inc.                     $300,000                 6.00%
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

     (d) Transactions with promoters. Not Applicable.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following is a list of documents filed as part of this Report:

         -   Annual Compliance Certificate

         - Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 1999.

         - Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 1999.


     (b) The following is a list of Reports on Form 8-K that were filed on behalf of the Trust during the period beginning January 1, 1999 and ending December 31, 1999:

          -  Report on Form 8-K dated June 25, 1999

          -  Report on Form 8-K dated December 22, 1999

     (c) The following exhibits are required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

          Exhibit No./Description

          99.1  Annual Compliance Certificate

          99.2 Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 1999* (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

----------------------------
* Incorporated by reference.

          99.3 Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 1999* (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

     (d)  Not Applicable.


----------------------------
* Incorporated by reference.

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

Date:  February 10, 2000