Form 10-K405
period 2000-12-31
SOUTHPOINT STRUCTURED ASSETS INC
filed 2001-03-12
CIK 1020524

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2000
                        Commission file number 1-12489

                          TVA Security-Backed Trust,
                                 Series 1998-1

               (Southpoint Structured Assets, Inc. -- Depositor)
               -------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                 Delaware                           51-6503749
       ------------------------------------------------------------------
       (State or other jurisdiction of            I.R.S. Employer
        incorporation or organization)            (Identification Number)

                             50 North Front Street
                           Memphis, Tennessee  38103
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 524-4100

          Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
       Title of each series and class             on which registered
       -------------------------------            -------------------
       TVA Security-Backed Certificates, Series   New York Stock Exchange, Inc.
       1998-1 due 12/15/17


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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2000: Not Applicable.

Number of shares of common stock outstanding as of December 31, 2000: Not Applicable.

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

                      Documents Incorporated by Reference

     Documents in Part IV incorporated herein by reference are as follows:

     Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2000, hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2000, hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

                                     Part I

Item 1.  Business.

     Not Applicable.

Item 2.  Properties.

     Not Applicable.

Item 3.  Legal Proceedings.

     Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The TVA Series 1998-1 Certificates are listed on the New York Stock Exchange.

     (b) Holders. The number of holders of record of the Certificates on December 31, 2000 was as follows:

               TVA Series 1998-1 Certificates:  24

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

     As of December 31, 2000, Cede & Co., the nominee of The Depository Trust Company ("DTC") was the registered holder of all of the TVA Series 1998-1 Certificates. As of such date, the following were the direct participants in DTC's system which are the holders of record of more than 5% of either series of
Certificates:


                                                                   Amount and Nature of
  Title of Series    Name and Address of Beneficial Owners         Beneficial Ownership          Percent of Series

     TVA               J.J.B. Hilliard, W.L. Lyons, Inc.                 $880,000                      17.60%
Series 1998-1               c/o ADP Proxy Services

     TVA                  First Clearing Corporation                     $670,000                      13.40%
Series 1998-1               10700 Wheat First Drive
                             Glen Allen, VA 23060

     TVA                  Dain Rauscher Incorporated                     $638,000                      12.76%
Series 1998-1                312 South 3rd Street
                          Minneapolis, MN  55415-1099

     TVA                 Bank One Trust Company, N.A.                    $500,000                      10.00%
Series 1998-1                1900 Polaris Parkway
                              Columbus, OH  43240

     TVA                 Janney Montgomery Scott Inc.                    $480,000                       9.60%
Series 1998-1               c/o ADP Proxy Services

     TVA                Donaldson, Lufkin and Jenrette                   $440,000                       8.80%
Series 1998-1               Securities Corporation
                               1 Pershing Plaza
                                Jersey City, NJ

     TVA                  Charles Schwab & Co., Inc.                     $335,000                       6.70%
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

     (d)  Transactions with promoters.  Not Applicable.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following is a list of documents filed as part of this Report:

          -    Annual Compliance Certificate

          - Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2000.

          - Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2000.


     (b) The following is a list of Reports on Form 8-K that were filed on behalf of the Trust during the period beginning January 1, 2000, and ending December 31, 2000:

          -    Report on Form 8-K dated June 29, 2000.

          -    Report on Form 8-K dated December 29, 2000.

     (c) The following exhibits are required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

          Exhibit No./Description

          99.1  Annual Compliance Certificate

          99.2 Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2000 (hereby incorporated by reference as exhibit 99.1 to

          Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

          99.3 Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2000 (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

     (d)  Not Applicable.

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

Date:  March 1, 2001