Form 10-K405
period 2001-12-31
SOUTHPOINT STRUCTURED ASSETS INC
filed 2002-04-01
CIK 1020524

                       Securities and Exchange Commission
                             Washington, D.c. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001
                         Commission file number 1-12489

                           TVA Security-Backed Trust,
                                  Series 1998-1

                (Southpoint Structured Assets, Inc. -- Depositor)
  ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                    Delaware                                 51-6503749
--------------------------------------------------------------------------------
        (State or other jurisdiction of                    I.R.S. Employer
        incorporation or organization)                 (Identification Number)


                              50 North Front Street
                            Memphis, Tennessee 38103
                    -----------------------------------------
                    (Address of principal executive offices)

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

                                Yes  [X]   No [_]
                                -----------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X].

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2001: Not Applicable.

Number of shares of common stock outstanding as of December 31, 2001: Not Applicable.

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

                       Documents Incorporated by Reference

     Documents in Part IV incorporated herein by reference are as follows:

     Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2001, hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2001, hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

                                     Part I

Item 1.   Business.

     Not Applicable.


Item 2.   Properties.

     Not Applicable.


Item 3.   Legal Proceedings.

     Nothing to report.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The TVA Series 1998-1 Certificates are listed on the New York Stock Exchange.

     (b) Holders. The number of holders of record of the Certificates on December 31, 2001 was as follows:

               TVA Series 1998-1 Certificates:  30

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

     As of December 31, 2001, Cede & Co., the nominee of The Depository Trust Company ("DTC") was the registered holder of all of the TVA Series 1998-1 Certificates. As of such date, the following were the direct participants in DTC's system which are the holders of record of more than 5% of either series of
Certificates:

                                                          Amount and
                                                          Nature of
                         Name and Address of              Beneficial    Percent of
Title of Series           Beneficial Owners               Ownership       Series
      TVA          J.J.B. Hilliard, W.L. Lyons, Inc.
 Series 1998-1          c/o ADP Proxy Services             $880,000       17.60%


                      First Clearing Corporation
      TVA
 Series 1998-1          10700 Wheat First Drive            $570,000       11.40%
                         Glen Allen, VA 23060

      TVA               RBC Dain Rauscher Inc.
 Series 1998-1      510 Marquette Street, Suite 900        $508,000       10.16%
                         Minneapolis, MN 55402

      TVA              Bank One, Oklahoma, N.A.
 Series 1998-1        100 N. Broadway, 6th Floor           $500,000       10.00%
                        Oklahoma City, OK 73120

      TVA            Janney Montgomery Scott Inc.
 Series 1998-1            1801 Market Street               $455,000        9.10%
                        Philadelphia, PA 19103

      TVA           Donaldson, Lufkin and Jenrette
 Series 1998-1          Securities Corporation             $437,000        8.74%
                           1 Pershing Plaza
                         Jersey City, NJ 07399

      TVA             Charles Schwab & Co., Inc.
 Series 1998-1          c/o ADP Proxy Services             $320,000        6.40%

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

     (d) Transactions with promoters. Not Applicable.


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

     (a)  The following is a list of documents filed as part of this Report:

          -   Annual Compliance Certificate

          - Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2001.

          - Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2001.

     (b) The following is a list of Reports on Form 8-K that were filed on behalf of the Trust during the period beginning January 1, 2001, and ending December 31, 2001:

          -   Report on Form 8-K dated June 29, 2001.

          -   Report on Form 8-K dated December 26, 2001.

     (c) The following exhibits are required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

          Exhibit No./Description

          99.1   Annual Compliance Certificate

          99.2 Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2001 (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

          99.3 Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2001 (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

     (d)  Not Applicable.

                                    Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tva Security-Backed Trust,
                                               Series 1998-1

                                       By: Southpoint Structured Assets, Inc.



                                       By:  /s/ C. David Ramsey
                                           -------------------------------------
                                            C. David Ramsey
                                            President

Date: April 1, 2002