Form 10-K
period 2002-12-31
SOUTHPOINT STRUCTURED ASSETS INC
filed 2003-03-28
CIK 1020524

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002
                         Commission file number 1-12489

                           TVA SECURITY-BACKED TRUST,
                                  SERIES 1998-1

                (Southpoint Structured Assets, Inc.--Depositor)
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                Delaware                                  51-6503749
-------------------------------------------------------------------------------
     (State or other jurisdiction of                    I.R.S. Employer
     incorporation or organization)                 (Identification Number)


                              50 North Front Street
                            Memphis, Tennessee 38103
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 524-4100

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
    Title of each series and class               on which registered
   ---------------------------------          -----------------------------
   TVA Security-Backed Certificates,          New York Stock Exchange, Inc.
      Series 1998-1 due 12/15/17


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

                                 Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X].

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2002: Not Applicable.

     Number of shares of common stock outstanding as of December 31, 2002: Not Applicable.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part IV incorporated herein by reference are as follows:

          Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2002, hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

          Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2002, hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The TVA Series 1998-1 Certificates are listed on the New York Stock Exchange.

     (b) Holders. The number of holders of record of the Certificates on December 31, 2002 was as follows:

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

     As of December 31, 2002, Cede & Co., the nominee of The Depository Trust Company ("DTC") was the registered holder of all of the TVA Series 1998-1 Certificates. As of such date, the following were the direct participants in DTC's system which are the holders of record of more than 5% of either series of
Certificates:

                                                                    AMOUNT AND NATURE OF
TITLE OF SERIES        NAME AND ADDRESS OF BENEFICIAL OWNERS        BENEFICIAL OWNERSHIP       PERCENT OF SERIES
      TVA                 J.J.B. Hilliard, W.L. Lyons, Inc.              $880,000                   17.60%
 Series 1998-1                c/o ADP Proxy Services
                                  51 Mercedes Way
                                Edgewood, NY 11717

      TVA                   First Clearing Corporation                   $495,000                    9.90%
 Series 1998-1                10700 Wheat First Drive
                               Glen Allen, VA 23060

      TVA                     RBC Dain Rauscher Inc.                     $508,000                   10.16%
 Series 1998-1                510 Marquette Ave South
                               Minneapolis, MN 55402

      TVA                    Bank One, Oklahoma, N.A.                    $500,000                   10.00%
 Series 1998-1              100 N. Broadway, 6th Floor
                              Oklahoma City, OK 73120

      TVA                  Janney Montgomery Scott Inc.                  $455,000                    9.10%
 Series 1998-1             1801 Market Street, 5th Floor
                              Philadelphia, PA 19103

      TVA                  Donaldson, Lufkin and Jenrette                $509,000                   10.18%
 Series 1998-1               Securities  Corporation
                                 1 Pershing Plaza
                               Jersey City, NJ 07399

                             Charles Schwab & Co., Inc.
      TVA                      c/o ADP Proxy Services                    $320,000                    6.40%
 Series 1998-1                    51 Mercedes Way
                                 Edgewood, NY 11717

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

     (d) Transactions with promoters. Not Applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following is a list of documents filed as part of this Report:

          - Annual Compliance Certificate

          - Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2002.

          - Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2002.

     (b) The following is a list of Reports on Form 8-K that were filed on behalf of the Trust during the period beginning January 1, 2002, and ending December 31, 2002:

          - Report on Form 8-K dated June 26, 2002.

          - Report on Form 8-K dated December 30, 2002.

     (c) The following exhibits are required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

Exhibit No./Description

99.1 Annual Compliance Certificate

99.2 Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2002 (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

99.3 Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2002 (hereby incorporated by reference as exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission)

     (d) Not Applicable.

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

Date:  March 25, 2003