Form 10-K/A
period 2002-12-31
SOUTHPOINT STRUCTURED ASSETS INC
filed 2003-11-12
CIK 1020524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT No. 1)

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 1-12489

TVA SECURITY-BACKED TRUST,

SERIES 1998-1

(Southpoint Structured Assets, Inc. — Depositor)

(Exact name of Registrant as specified in its Charter)

Delaware	51-6503749
(State or other jurisdiction of incorporation of organization)	I.R.S. Employer (Identification Number)

50 North Front Street

Memphis, Tennessee 38103

(Address of principal executive offices)

Registrant’s telephone number, including area code: (901) 524-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each series and class	Name of each exchange on which registered
TVA Security-Backed Certificates, Series 1998-1 due 12/15/17[1]	New York Stock Exchange, Inc.[1]

Securities registered pursuant to Section 12(g) of the Act: None.

1	Such Certificates were redeemed by the Registrant on June 15, 2003.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2002: Not Applicable.

Number of shares of common stock outstanding as of December 31, 2002: Not Applicable.

This Annual Report on Form 10-K filed by Southpoint Structured Assets, Inc. (the “Depositor”) on behalf of the TVA Security-Backed Trust, Series 1998-1 (the “TVA Series 1998-1 Trust” or the “Trust”) pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the “Act”), has been amended hereby to refile the certification required under the Act as Exhibit 99.1 hereto.

DOCUMENTS INCORPORATED BY REFERENCE

Documents in Part IV incorporated herein by reference are as follows:

Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2002, hereby incorporated herein by reference as exhibits to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission.

Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2002, hereby incorporated herein by reference as exhibits to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS.

Not Applicable.

ITEM 2.	PROPERTIES.

Not Applicable.

ITEM 3.	LEGAL PROCEEDINGS.

Nothing to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The TVA Series 1998-1 Certificates are listed on the New York Stock Exchange.

(b) Holders. The number of holders of record of the Certificates on December 31, 2002 was as follows:

TVA Series 1998-1 Certificates: 30

(c) Dividends. Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Not Applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report with regard to this Item.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Not Applicable.

ITEM 11.	EXECUTIVE COMPENSATION.

Not Applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of certain beneficial owners. As of December 31, 2002, Cede & Co., the nominee of The Depository Trust Company (“DTC”) was the registered holder of all of the TVA Series 1998-1 Certificates. As of such date, the following were the direct participants in DTC’s system which are the holders of record of more than 5% of either series of Certificates:

TITLE OF SERIES	NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT

TVA Series 1998-1	J.J.B. Hilliard, W.L. Lyons, Inc. c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$880,000	17.60%

TVA Series 1998-1	First Clearing Corporation 10700 Wheat First Drive Glen Allen, VA 23060	$495,000	9.90%

TVA Series 1998-1	RBC Dain Rauscher Inc. 510 Marquette Ave South Minneapolis, MN 55402	$508,000	10.16%

TVA Series 1998-1	Bank One, Oklahoma, N.A. 100 N. Broadway, 6th Floor Oklahoma City, OK 73120	$500,000	10.00%

TVA Series 1998-1	Janney Montgomery Scott Inc. 1801 Market Street, 5th Floor Philadelphia, PA 19103	$455,000	9.10%

TITLE OF SERIES	NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT

TVA Series 1998-1	Donaldson, Lufkin and Jenrette Securities Corporation 1 Pershing Plaza Jersey City, NJ 07399	$509,000	10.18%

TVA Series 1998-1	Charles Schwab & Co., Inc. c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$320,000	6.40%

(b) Security ownership of management. Not Applicable.

(c) Changes in control. Not Applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with management and others. Not Applicable.

(b) Certain business relationships. Not Applicable.

(c) Indebtedness of management. Not Applicable.

(d) Transactions with promoters. Not Applicable.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following is a list of documents filed as part of this Report:

– Annual Compliance Certification

– Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2002.

– Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2002.

(b) The following is a list of Reports on Form 8-K that were filed on behalf of the Trust during the period beginning January 1, 2002, and ending December 31, 2002:

– Report on Form 8-K dated June 26, 2002.

– Report on Form 8-K dated December 30, 2002.

(c) The following exhibits are required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

– Exhibit No./Description.

– 99.1 Certification.

– 99.2 Report to TVA Series 1998-1 Certificateholders as to distributions made on June 15, 2002 (hereby incorporated by reference as exhibit 99.1 to Registrant’s Current Report on Form 8-K dated June 26, 2002 and filed with the Securities and Exchange Commission).

– 99.3 Report to TVA Series 1998-1 Certificateholders as to distributions made on December 15, 2002 (hereby incorporated by reference as exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 30, 2002 and filed with the Securities and Exchange Commission).

(d) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVA SECURITY-BACKED TRUST, SERIES 1998-1

By:	SOUTHPOINT STRUCTURED ASSETS, INC.

	By:	/s/ C. David Ramsey
C. David Ramsey President

Date: November 10, 2003